Form 10-K
period 2011-12-31
World Omni Auto Receivables Trust 2010-A
filed 2012-03-29
CIK 1481444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-159392-01

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

None

World Omni Auto Receivables Trust 2010-A

PART I

Item 1.	Business.

Not Applicable.

Item 1A.	Risk Factors.

Not Applicable.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Not Applicable.

Item 3.	Legal Proceedings.

Not Applicable.

Item 4.	Mine Safety Disclosures.

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

(a)(1)     Not applicable.

(a)(2)     Not applicable.

(a)(3)     See Item 15(b) below.

(b)         The following documents are included as part of, or incorporated by reference to, this annual report:

Exhibit No.

1.1

Underwriting Agreement, dated as of January 21, 2010, relating to the Trust. Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 28, 2010.

3.1	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-35542, filed on April 25, 2000.

3.2

Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-3, Registration File Number 333-159392, filed on August 11, 2009.

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

(c)         Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Omni Auto Receivables Trust 2010-A

By: World Omni Financial Corp., as Servicer on behalf of the Trust

Date: March 15, 2012	By:	/s/ Daniel M. Chait
Daniel M. Chait
Senior Vice President
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

3.1        Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-35542, filed on April 25, 2000.

3.2        Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-3, Registration File Number 333-159392, filed on August 11, 2009.

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