Form 10-K
period 2012-12-31
World Omni Auto Receivables Trust 2010-A
filed 2013-03-29
CIK 1481444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

3.1	Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-183014, filed on August 2, 2012.

3.2	Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-35542, filed on April 25, 2000.

3.3

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

World Omni Auto Receivables Trust 2010-A

By: World Omni Financial Corp., as Servicer on behalf of the Trust

Date: March 15, 2013	By:	/s/ Michael Pritchard
Michael Pritchard
Group Vice President, Operations
(Senior officer in charge of the servicing function)
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

3.1        Certificate of Formation of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-183014, filed on August 2, 2012.

3.2        Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.1 to the Registrant’s Form S-3, Registration File Number 333-35542, filed on April 25, 2000.

3.3        Amendment No. 1 to Limited Liability Company Agreement of the Depositor. Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-3, Registration File Number 333-159392, filed on August 11, 2009.

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